Form 10QSB
period 1999-09-30
AREA INVESTMENT & DEVELOPMENT CO /UT/
filed 1999-11-03
CIK 1046869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to ______.

Commission File Number:  000-26971

                  AREA INVESTMENT AND DEVELOPMENT COMPANY
                -------------------------------------------
               (Name of Small Business Issuer in Its Charter)


                  Utah                             87-0284871
                --------                          ------------
       (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)          Identification No.)

             2133 East 9400 South, Suite 151, Sandy, Utah 84093
        -------------------------------------------------------------
             (Address of Principal Executive Offices)(Zip Code)

                                 801-944-0701
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Exchange Act:

Title of Each Class:  None
                     ------
Name of each exchange on which registered:  N/A
                                           -----
Securities to be registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.01 par value
                       --------------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  [X] Yes   [ ] No

     The number of shares outstanding of the Company's common stock ($0.01 par value), as of November 1, 1999, was 9,048,173 shares.

                                     Total of Sequentially Numbered Pages:  16
                                                 Index to Exhibit on Page:   5

                              TABLE OF CONTENTS


                                    PART I

ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . .3


                                   PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .4


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

     INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . .5

                                    PART I


ITEM 1.   FINANCIAL STATEMENTS

  The Company's unaudited financial statements, which are attached hereto as pages F-1 through F-11, which include: a) Balance Sheet - September 30, 1999;
b) Statements of Operations - Nine Months Ended September 30, 1999 and 1998, and From Inception to September 30, 1999; c) Statements of Stockholders' Equity From Inception to September 30, 1999; d) Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998, and From Inception to September 30, 1999; e) Notes to Consolidated Financial Statements.

  In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Nine Month periods Ended September 30, 1999 and 1998

  The Company had revenue of $227 from continuing operations for the periods ended September 30, 1999 compared to $51,915 for the periods ended September 30, 1998. From Inception on June 10, 1970 the Company had revenue of $52,142. The revenues of $227 from continuing operations for the periods ended September 30, 1999 was the result of interest income the Company earned. The revenues of $51,915 from continuing operations for the periods ended September 30, 1998 was the result of debt settlement. The revenues of $52,142 from Inception on June 10, 1970 was the result of $51,915 in debt settlement and $227 in interest income.

  General and administrative expenses for the period ended September 30, 1999 were $90,000, compared to $480 for the period ended September 30, 1998 and $239,097 from Inception on June 10, 1970 to September 30, 1999. General and administrative expenses during the period ended September 30, 1999, consisted of a finder/consulting fee in the amount of $90,000 to Hudson Consulting Group, Inc. for introducing a potential candidate or acquisition by the Company. General and administrative expenses of $480 during the period ended September 30, 1998, consisted of interest expense.

  The Company has a net loss of $89,773 for the period ended September 30, 1999, a net income of $51,435 for the period ended September 30, 1998 and a net loss of $186,955 from Inception on June 10, 1970 to September 30, 1999. The Company's net gain for the year period ended September 31, 1998 is attributable to management's negotiation of accounts payable due to a prior consultant in the amount of $51,915.

  The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

  At September 30, 1999, the Company had a working capital of $20,227. The Company's cash in the amount of $20,227 resulted interest income of $227 and from the sale of 2,000,000 of the Company's common stock to Ken Kurtz, the Company's president and a director. The shares were sold to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to
the Company.   Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the calendar year of 2000. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture by the end of the first calendar quarter of 2000, it may require additional capital to continue its search for a business venture and avoid dissolution. There is no assurance additional capital will be available to the Company on acceptable terms.


                                    PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 5 of this Form 10-QSB. The Index to Exhibits is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 1999.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 1st day of November, 1999.

                                      AREA INVESTMENT AND DEVELOPMENT COMPANY

                                         /s/ Ken Kurtz
                                      ------------------------------------
                                      Ken Kurtz, President, Secretary,
                                                 Treasurer and Director

                                INDEX TO EXHIBITS



SEC Ref   Page
No.       No.           Description


3(i)      *              Articles of Incorporation, including amendments,
                         incorporated herein by reference from the Company's previous filings.

3(ii)     *              Bylaws, incorporated herein by reference from the
                         Company's previous filings.

27        **             Financial Data Schedule for the nine-month period
                         ended September 30, 1999.


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by the Company with the Securities and Exchange Commission on August 9, 1999.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1999

                               C O N T E N T S



Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . F-4

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . F-5

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . F-8

                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)
                            Unaudited Balance Sheet


                                    ASSETS
                                   --------
                                                       August 31,
                                                         1999
                                                      -----------

CURRENT ASSETS

 Cash                                                 $  20,227
                                                      -----------
 Total Current Assets                                    20,227
                                                      -----------
TOTAL ASSETS                                          $  20,227
                                                      ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ------------------------------------------------

CURRENT LIABILITIES

 Accounts Payable                                     $      -
                                                      -----------
 Total Current Liabilities                                   -
                                                      -----------

 STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 50,000,000
 shares authorized, 9,048,173 shares issued
 and outstanding                                         90,482
 Additional Paid-in Capital                             116,700
 Deficit accumulated during the development stage      (186,955)
                                                      -----------

 Total Stockholders' Equity (Deficit)                    20,227
                                                      -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $  20,227
                                                      ===========



   The accompanying notes are an integral part of these financial statements.


                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)
                      Unaudited Statements of Operations

                                                                    From
                                                                inception on
                                                For the            June 10,
                                          Nine Months Ended     1970 Through
                                            September 30,       September 30,
                                           1999        1998         1999
                                        ----------  ----------  -------------

INCOME
 Settlement of debt                     $     --    $  51,915   $     51,915
 Interest Income                             227         --             227
                                        ----------  ----------  -------------

GROSS INCOME                            $     227   $  51,915   $     52,142

COST OF SALES                                 --          --             --
                                        ----------  ----------  -------------
GROSS MARGIN                            $     227   $  51,915   $     52,142
                                        ----------  ----------  -------------
EXPENSES

 General and administrative             $  90,000   $     480   $    239,097
                                        ----------  ----------  -------------
 Total Expenses                         $  90,000   $     480   $    239,097
                                        ----------  ----------  -------------
LOSS FROM OPERATIONS                      (89,773)     51,435       (186,955)
                                        ----------  ----------  -------------
NET LOSS                                $ (89,773)  $  51,435   $   (186,955)
                                        ==========  ==========  =============
BASIC LOSS PER SHARE                    $   (0.01)  $    0.02
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  7,158,063   3,048,173
                                        ==========  ==========


   The accompanying notes are an integral part of these financial statements.


                         AREA INVESTMENT AND DEVELOPMENT COMPANY
                              (A Development Stage Company)
                 Unaudited Statements of Stockholders' Equity (Deficit)
               From Inception on June 10, 1970 through September 30, 1999

                                                                                     Deficit
                                                                                   Accumulated
                                                                    Additional      During the
                                            Common Stock              Paid-in       Development
                                       Shares        Par Value        Capital         Stage
                                   -------------   -------------   -------------   -------------

Balance at inception on
 June 10, 1970                              -       $        -      $       -       $       -

Issuance of common stock for
 cash at $0.03 per share               304,000            3,040          6,080              -

Issuance of common stock for
 cash at $0.0064 per share             734,775            7,348         (2,648)             -

Net loss from inception on
 June 10, 1970 through
 December 31, 1993                          -                -              -          (13,820)
                                   -------------   -------------   -------------   -------------
Balance, December 31, 1993           1,038,775           10,388          3,432         (13,820)

No Activity 1994                            -                -              -               -
                                   -------------   -------------   -------------   -------------
Balance, December 31, 1994           1,038,775           10,388          3,432         (13,820)

Issuance of common stock for
 services at $0.01 per share         1,836,225           18,362             -               -

Net loss for the year ended
 December 31, 1995                          -                -              -          (18,362)
                                   -------------   -------------   -------------   -------------
Balance, December 31, 1995           2,875,000           28,750          3,432         (32,182)

Reverse stock split
59.7 to 1   3-15-96                 (2,826,827)         (28,268)        28,268              -

Net loss for the year ended
 December 31, 1996                          -                -              -         (70,328)
                                   -------------   -------------   -------------   -------------
Balance, December 31, 1996              48,173              482         31,700       (102,510)

Issuance of common stock for
 services at $0.01 per share         3,000,000           30,000             -              -

Net loss for the year ended
 December 31, 1997                          -                -              -         (46,107)
                                   -------------   -------------   -------------   -------------
Balance, December 31, 1997           3,048,173           30,482         31,700       (148,617)



   The accompanying notes are an integral part of these financial statements.


                         AREA INVESTMENT AND DEVELOPMENT COMPANY
                              (A Development Stage Company)
            Unaudited Statements of Stockholders' Equity (Deficit) (continued)
               From Inception on June 10, 1970 through September 30, 1999

                                                                                     Deficit
                                                                                   Accumulated
                                                                    Additional      During the
                                            Common Stock              Paid-in       Development
                                       Shares        Par Value        Capital         Stage
                                   -------------   -------------   -------------   -------------

Balance, December 31, 1997           3,048,173           30,482          31,700       (148,617)

Net income for the year ended
 December 31, 1998                          -                -               -          51,435
                                   -------------   -------------   -------------   -------------
Balance, December 31, 1998           3,048,173            30,482         31,700        (97,182)

Issuance of common stock for
 cash and debt at $0.01 per share    6,000,000            60,000         85,000             -

Net loss for the nine months
 ended September 30, 1999                   -                 -              -         (89,773)
                                   -------------   -------------   -------------   -------------
Balance, September 30, 1999          9,048,173            90,482        116,700       (186,955)



   The accompanying notes are an integral part of these financial statements.


                         AREA INVESTMENT AND DEVELOPMENT COMPANY
                              (A Development Stage Company)
                            Unaudited Statement of Cash Flows

                                                                                       From
                                                                                    Inception on
                                                               For the                June 10,
                                                           Nine Months Ended        1970 Through
                                                             September 30,         September 30,
                                                       1999            1998            1999
                                                   -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss)                                  $   (89,773)    $    51,435     $   (186,955)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Stock issued for Debt Settlement (non-cash)            2,539              -             2,539
  Stock issued for Services (non-cash)                      -               -            48,362
  Increase/((Decrease) Accounts Payable                (35,000)        (51,435)              -
                                                   -------------   -------------   -------------
  Net Cash Used by Operating Activities               (122,234)             -          (136,054)
                                                   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES                        -               -                -
                                                   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of Common Stock for Cash                     142,461              -           156,281
                                                   -------------   -------------   -------------
  Net Cash Provided by Financing Activities            142,461              -           156,281
                                                   -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH                         20,227              -            20,227

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                        -               -                -
                                                   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT
 END PER PERIOD                                    $    20,227     $        -      $     20,227
                                                   =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                    $        -      $        -      $         -
  Income taxes paid                                $        -      $        -      $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                 $        -      $        -      $     48,362



   The accompanying notes are an integral part of these financial statements.

                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                              September 30, 1999

NOTE 1 -  NATURE OF ORGANIZATION

     The financial statements presented are those of Area Investment and Development Company (the "Company"). The Company was organized under the laws of the State of Utah on June 10, 1970. The Company was organized for the purpose of seeking potential business ventures.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b.  Provision for Taxes

     At September 30, 1999, the Company has net operating loss carry forwards of approximately $187,000 that may be offset against future taxable income through 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

     c.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)
            Notes to the Unaudited Financial Statements (continued)
                              September 30, 1999


NOTE 3 -  GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

     Because the Company lacked assets or resources to compensate or induce personnel to assist it with a program of reviving or combining the Company with an operational business, the Company entered into a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") in June of 1997. Park Street is a Utah Corporation 100% owned by Ken Kurtz, the Company's President, majority shareholder and director.

     According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on behalf of the Company. Park Street has also agreed to pay for the costs associated with these responsibilities until the Company effects a combination with another entity.

     As consideration for its services and payment of the Company's costs therewith, the Company's board authorized the issuance of 3,000,000 restricted common stock shares valued at $.01 per share. By November 25, 1997 all 3,000,000 shares were issued. Of this, Park assigned 2,000,000 shares to Ken Kurtz, who is both the Company's and Park's President and 500,000 shares to each of the Company's two directors for their assistance with Park in implementing its contract with the Company.

     Also according to the Agreement, Park Street shall be entitled to as much as 10% of the total issued and outstanding shares of the Company after a business combination. Park Street shall also be entitled to any cash consideration it can negotiate from a potential reorganization entity.

     Because the exact number of shares to be outstanding after a business combination is currently unknown and because the exact percentage of ownership that Park Street is entitled to will be subject to negotiations between the Company, Park Street, and a potential target Company, the actual number of shares to be owned by Park Street will be modified by mutual agreement by the parties involved. Moreover, the amount of cash that Park Street is to receive is also subject to negotiations and is currently unknown. In no event, shall Park Street's ownership percentage exceed more than 10% of the total outstanding shares of the Company after a business combination.

                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)
            Notes to the Unaudited Financial Statements (continued)
                              September 30, 1999

     This agreement resulted in a change in control of the Company giving Ken Kurtz majority control of the Company's common stock. This stock issuance is not deemed to be at arms length.

     In January 1999, the Company began discussions with representatives of Fax4free.com, Inc. - an online service provider - for the possibility of
     a business combination.   As such, the Company changed its business plan
     from seeking a business combination with an unidentified Company to effecting a business transaction with Fax4free.com, Inc. In anticipation of such business combination, the Company authorized an offering for 4,000,000 shares of its common stock under Regulation D Rule 504 at $.03125 per share to raise $125,000. Proceeds were to be used to pay expenses related to the business combination and to pay off the remainder of the Company's debts.

     On March 30, 1999, the Company closed the offering after having sold the 4,000,000 shares to seven investors of which 3,918,750 shares were sold for $122,461 in cash and 81,250 were sold for $2,539 in debt settlement. On March 24, 1999, the Company paid off the remainder of its debts in the amount of $32,461 and paid a finder/consulting fee in the amount of $90,000 to Hudson Consulting Group, Inc. ("Hudson") for introducing Fax4free.com, Inc. to the Company. Hudson has agreed to assist in locating another merger acquisition candidate as part of its $90,000 fee which has been already paid. Management has opted to expense the entire $90,000 fee which is non-refundable because Hudson does not have an exclusive agreement with management and is not obligated to perform. Therefore, there are no assurances that the Company may not be obligated to pay additional fees to other parties in the future.

     On April 5, 1999 the Company sold and issued 2,000,000 restricted shares of its common stock to it its President, Ken W. Kurtz for $20,000 cash. Later in April, the company terminated its negotiations with Fax4free.com, Inc.

NOTE 4 -  CONTINGENT LIABILITY

     On or before the corporate year end of June 30, 1992, the Company reported uncollected receivables of $22,554, $11,643 of which were loans to stockholders.

     Reported liabilities were $1,700. The corporation continued in this state of no activity thereafter. In 1995, prior management personally assumed all corporate debt in exchange for the forgiveness of the loans to stockholders and the uncollected receivables of the Company, thus leaving the Company with no assets or liabilities.

NOTE 5 -CHANGE IN COMPANY MANAGEMENT

     In June 1997 the Company appointed Ken Kurtz, a director at the time, as the Company's President. In September 1997, the Company appointed Tammy Gehring and Carrie Kurtz as additional directors and as Secretary/Treasurer and Vice President respectively. Ms. Gehring is also employed by Park. Mrs. Kurtz is the wife of the Company's President/Director.

                    AREA INVESTMENT AND DEVELOPMENT COMPANY
                         (A Development Stage Company)
            Notes to the Unaudited Financial Statements (continued)
                              September 30, 1999

NOTE 6 -REDUCED SETTLEMENT OF PAYABLE

     Present management negotiated a settlement of accounts payable due to a prior consultant. On June 25, 1998, the payable was reduced by $51,915, going from $86,915 to $35,000. In February 1999, the Company issued 81,250 common stock shares to a creditor towards payment of its $35,000 note payable. The 81,250 share issuance was valued at $.03125 per share and hence reduced the $35,000 obligation by $2,539. On March 24, 1999, the Company paid off the remainder of its debts in the amount of $32,461 from proceeds of its January 1999 Regulation D Rule 504 common stock offering. Currently, the Company has no debts.

NOTE 7 -ISSUANCE OF STOCK

     In June of 1997, the company entered into a consulting agreement with Park Street Investments, Inc. ("Park"), a firm 100% owned by the Company's President whereby Park has agreed to pay all necessary expenses to maintain the company in good standing and to seek out a merger with a viable operating entity. Park has also agreed to provide all administrative assistance, office space and costs as part of its Agreement. In consideration for the above, the Company authorized the issuance of 3,000,000 restricted common stock shares valued at $.01 per share. By November 25, 1997 all 3,000,000 shares were issued. Of this, Park assigned 2,000,000 shares to Ken Kurtz, who is the Company's and Park's President and 500,000 shares to each of the Company's two directors for their assistance with Park in implementing its contract with the Company.

     In January 1999, the Company authorized an offering for 4,000,000 shares of its common stock under Regulation D Rule 504 at $.03125 per share to raise $125,000. Proceeds were to be used to pay expenses related to the business combination and to pay off the remainder of the Company's debts. On March 30, 1999, the Company closed the offering after having sold the 4,000,000 shares to seven investors of which 3,918,750 shares were sold for $122,461 in cash and 81,250 were sold for $2,539 in debt settlement.

     On April 5, 1999 the Company sold and issued 2,000,000 restricted shares of its common stock to it its President, Ken W. Kurtz for $20,000 cash.