Form 10KSB
period 1999-12-31
AREA INVESTMENT & DEVELOPMENT CO /UT/
filed 2000-03-30
CIK 1046869

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 E

    For the transition period from _________________ to ____________________

Commission file number:  000-26971

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                 (Name of small business issuer in its charter)

         Utah                                                 87-0284871
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                  c/o Solomon Broadcasting International, Inc.
                 130 S. El Camino Drive, Beverly Hills,CA           90212
               (Address of principal executive offices)            (Zip Code)

Issuer's Telephone Number: 301-205-6220

Securities to be registered under Section 12(b) of the Exchange Act:

Title of Each Class: None            Name of each exchange on which registered:
                                                         N/A

Securities to be registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenue for its most recent fiscal year: $489.00.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2): $38,216,952 as of March 8, 2000.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are estimated.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ______ No ______

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of the issuer's common equity, as of the latest practicable date: 14,591,397 shares of common stock as of March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Our definitive information statement which was filed with the Securities and Exchange Commission (the "Commission") on March 27, 2000, for a special meeting of stockholders, expected to be held on or about April 17, 2000, is incorporated by reference into Parts I and III of this Form 10-KSB. In addition, our information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company, is incorporated into Parts I and III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

     Certain statements in this Annual Report that are not historical facts constitute "forward- looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    1

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................    3

ITEM 3.  LEGAL PROCEEDINGS ................................................    3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS3


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS ..................................    4

ITEM 6.  MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF PLAN OF OPERATION ................................    5

ITEM 7.  FINANCIAL STATEMENTS .............................................    6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE ....................   17


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................   18

ITEM 10. EXECUTIVE COMPENSATION ...........................................   21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT .................................   21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   24

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   26


SIGNATURES ................................................................   28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     As  used  herein,   the  term  "Company"  refers  to  Area  Investment  and
Development Company, a Utah corporation, and its subsidiaries and predecessors, unless the context indicates otherwise.

     The Company was originally formed as a Utah corporation in June 1970, for the purpose of engaging in real estate, general business and investment opportunities. From 1997 through 1999, the Company had no material operations. Until recently, the Company had been primarily engaged in seeking business ventures to acquire (for more information about material events subsequent to the Company's year-end covered by this filing please see "subsequent events" below).

     On June 15, 1997, the Company entered into a Financial Consulting Agreement with Park Street Investments, Inc., a Utah corporation ("Park Street") wholly owned by Ken Kurtz, who subsequently resigned his positions as an executive officer and director of the Company in February 2000. In consideration for consulting services and payment of the Company's expenses, the Company issued 3,000,000 shares of common stock to Park Street in November 1997. Park Street subsequently assigned 2,000,000 shares it received to Mr. Kurtz, and 500,000 each to Carrie Kurtz and Tammy Gehring, both of whom were directors of the Company at the time of the transfer. Ms. Kurtz resigned in February 2000 while Ms.Gehring remains a director.

     In January 1999, the Company began discussions with representatives of Fax4free.com, Inc. ("Fax4free"), an online service provider, for the possibility of a business combination or strategic alliance. The Company and Fax4free agreed on the terms of Fax4free's acquisition. In anticipation of the acquisition of Fax4free, the Company authorized an offering of 4,000,000 shares of its common stock (the "Offering") pursuant to Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended (the "Act"). The 4,000,000 shares were offered at $.03125 per share to raise $125,000. Proceeds were to be used to pay expenses related to the acquisition of Fax4free, and to pay off the remainder of the Company's debts. On March 30, 1999, the Company closed the Offering after having sold 4,000,000 shares to a total of seven investors. Of the 4,000,000 shares sold, 3,918,750 shares were sold for $122,461 in cash and 81,250 were sold for $2,539 in debt settlement. On March 24, 1999, the Company paid off the remainder of its debts in the amount of $32,461 and paid a finder/consulting fee in the amount of $90,000 to Hudson Consulting Group, Inc. ("Hudson"), for introducing Fax4free to the Company.

     In April 1999, Fax4free terminated its agreement with the Company because it subsequently discovered it could not obtain the additional necessary funding, from unrelated financing sources, for its future business operations on terms acceptable to Fax4free. Hudson agreed to assist the Company in locating another merger acquisition candidate, at no extra fee. Management opted to expense the entire $90,000 fee paid to Hudson, which was non-refundable, because Hudson did not have an exclusive agreement with management and was not obligated to perform.

     In April 1999, the Company issued an additional 2,000,000 shares of its common stock to Mr. Kurtz, pursuant to Section 4(2) of the Act, at $0.01 per share, for a total of $20,000, which was used by the Company for general working capital.


Subsequent Events

     On February 19, 2000, the Company closed an Asset Acquisition Agreement ("Agreement") with Maxx International, Inc. ("Maxx"). Pursuant to the Agreement, the Company acquired 100% of the assets of Maxx, including the worldwide distribution rights to the private prayer books of His Holiness, Pope John Paul II, in exchange for 3,500,000 shares of the Company's common stock (the "Acquisition"). In connection with the Acquisition, the Company appointed Michael Solomon as a director and chairman of the board and Rick Garson as a director and the Company's president and secretary. Immediately after such appointments, Ken Kurtz and Carrie Kurtz resigned from all of their positions as directors and officers of the Company. Tammy Gehring remains a director.

     Additionally, in March of 2000, the Company acquired 100% of the outstanding shares of common stock of Pure Vision Internet, Inc., a California corporation ("Pure Vision") in exchange for the issuance by the Company of an aggregate of 2,043,226 shares of the Company's common stock, options to purchase an additional 1,050,000 shares of the Company's common stock and satisfaction of a Pure Vision debt. Pure Vision manages 35,000 digital video and audio files daily. Pure Vision is well established in the areas of web site template development, video streaming, webcasting, web conferencing, hosting sites, automatic e-commerce store generator, domain name provider and ISP/DSL reseller. The main focus of Pure Vision for the last three years has been their Web site www.thegospel.com. The gospel.com is a Christian Web Community that links the churches and ministries of today with the furthest points of the world.

     Accordingly, as of the date of this report, the Company now engages in the business of producing, licensing and distributing broad-based multimedia entertainment programs and products. The Company now owns the rights to produce a number of high-profile entertainment programs and products in the religious, music and sports markets.

     Additional information required by this item is incorporated by reference from the Company's definitive information statement filed with the Securities and Exchange Commission (the "Commission") on March 27, 2000, for a special meeting of stockholders, expected to be held on or about April 17, 2000, and the Company's information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     During the calendar years ended December 31, 1999 and 1998 the Company used, at no cost, the office and related clerical services owned and provided by Mr. Kurtz, a former officer and director of the Company. All correspondence for the Company was received through a mail service at 2133 East 9400 South, Suite 151, Sandy, Utah 84093, which was recently changed to 3434 East 7800 South, #237, Salt Lake City, Utah 84121.

     As of the date of this report, the Company uses the offices of Solomon Broadcasting International, Inc., a company owned by the Company's Chairman of the Board, Michael Solomon, located at 130 S. El Camino Drive, Beverly Hills, California 90212. A tenant at will, the Company pays Solomon Broadcasting International, Inc., $3,000 a month for the use of the office space.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote before its shareholders during the year ended December 31, 1999 and 1998.

     Additional information required by this item is incorporated by reference from the Company's definitive information statement filed with the Commission on March 27, 2000, for a special meeting of stockholders, expected to be held on or about April 17, 2000, and the Company's information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently traded through the NASD OTC-Bulletin Board under the symbol "AIVD," although very limited trading occurred during the year ended December 31, 1999.

     The table set forth below lists the range of high and low bids of the Company's common stock for each quarter over the last two calendar years ended December 31, 1999 and 1998. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.



 Calender Year     Quarter          High            Low
 -------------     -------          ----            ---

     1998           First            N/A            N/A

                    Second           N/A            N/A

                    Third            N/A            N/A

                    Fourth          $0.02          $0.005

     1999           First           $0.02          $0.001

                    Second          $6.00          $0.062

                    Third           $7.00          $0.062

                    Fourth          $6.50          $0.062

     As of March 24, 2000, there were approximately 58 holders of record of the Company's common stock.

     The Company has not declared any cash dividends for the last two fiscal years. The Company does not anticipate declaring any cash dividends in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the common stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not anticipate the payment of future dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this report.

Plan of Operation

     The Company's mission is to own and manage Web content and media assets which are packaged and converged across multiple distribution platforms to provide multifaceted revenue streams and increase stockholder equity.

     The Company is presently seeking to form a strategic alliance with another entity and or investor to help satisfy its current cash flow needs for the next fiscal year. The Company is in the unique position of owning the exclusive worldwide licensing rights to the seven private prayer books written by His Holiness Pope John Paul II. Although there can be no assurance, a significant publishing advance of $5,000,000 to $8,000,000 is anticipated once the approved translations are received from the Vatican. Additionally, the Company's marketing program includes the distribution will be a collection of music compact discs with unique characteristics. This will involve famous national and international entertainment idols, actors and sports stars reading various prayers contained within the Pope's Prayer Books, combined with music.

     In March 2000, the Company acquired 100% of the outstanding stock of Pure Vision Internet Inc. ("Pure Vision") which manages 35,000 digital video and audio files daily. Pure Vision is well established in the areas of web site template development, video streaming, webcasting, web conferencing, hosting sites, automatic e-commerce store generator, domain name provider and ISP/DSL reseller. The main focus of Pure Vision for the last three years has been their Web site www.thegospel.com. The Gospel.com is a Christian Web Community that links the churches and ministries of today with the furthest points of the world. As the Company develops, additional personnel will be required to staff the various business centers.

ITEM 7.  FINANCIAL STATEMENTS


Independent Auditors' Report ..............................................    7

Balance Sheets ............................................................    8

Statements of Operations ..................................................    9

Statements of Stockholders' Equity (Deficit) ..............................   10

Statements of Cash Flows ..................................................   11

Notes to the Audited Financial Statements .................................   12

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Area Investment and Development Company
Salt Lake City, Utah

We have audited the accompanying balance sheets of Area Investment and Development Company as of December 31, 1999 and 1998 the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Area Investment and Development Company as of December 31, 1999 and 1998 and the results of its statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has transacted little business activity for some time, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SELLERS & ASSOCIATES, P.C.

Ogden, Utah
February 29, 2000

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                                 Balance Sheets
                                    (Audited)


                                     ASSETS

                                                                  December 31,
                                                                1999         1998
                                                             ---------    ---------
Current Assets
      Cash                                                   $  20,489    $       0
                                                             ---------    ---------
          Total Current Assets                                  20,489            0
                                                             ---------    ---------

          Total Assets                                       $  20,489    $       0
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                       $       0    $  35,000
                                                             ---------    ---------

          Total Current Liabilities                                  0       35,000
                                                             ---------    ---------

Stockholders' Equity (Deficit)
 Common Stock, $0.01 par value, 50,000,000 authorized
 Issued and outstanding 9,048,178 shares at
 12-31-99 and 3,048,173 shares at 12-31-98                      90,482       30,482
  Additional Paid-In Capital                                   116,700       31,700
  Accumulated during (Deficit)                                (186,693)     (97,182)
                                                             ---------    ---------

           Total Stockholders' Equity                           20,489      (35,000)
                                                             ---------    ---------

Total Liabilities and Stockholders'
 Equity (Deficit)                                               20,489            0
                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                            Statements of Operations
                                    (Audited)


                                                       For the Years Ended
                                                           December 31,
                                                      1999               1998
                                                  -----------        -----------

INCOME
     Settlement of debt                           $         0        $    51,915
     Interest Income                                      489                  0
                                                  -----------        -----------

GROSS INCOME                                      $       489        $    51,915
                                                  -----------        -----------

EXPENSES

     General and administrative                   $    90,000        $       480
                                                  -----------        -----------

     Total Expenses                               $    90,000        $       480
                                                  -----------        -----------

INCOME (LOSS) FROM OPERATIONS                         (89,511)            51,435
                                                  -----------        -----------

NET INCOME (LOSS)                                 $   (89,511)       $    51,435
                                                  -----------        -----------

BASIC INCOME (LOSS) PER SHARE$                          (0.01)       $      0.02
                                                  ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              7,634,474          3,048,173
                                                  ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                  Statements of Stockholders' Equity (Deficit)
                                    (Audited)


                                                                                   Additional                            Total
                                                         Common Stock               Paid-in        Accumulated       Stockholders'
                                                  Shares            Amount          Capital         (Deficit)           Equity
                                                 ---------        ---------        ---------        ---------         ---------
Balance, December 31, 1997                       3,048,173        $  30,482        $  31,700        $(148,617)        $  86,435

Net Income for the year ended
   December 31, 1998                                     0                0                0           51,435            51,435
                                                 ---------        ---------        ---------        ---------         ---------
Balance, December                                3,048,173           30,482           31,700          (97,182)          (35,000)

Issuance of common stock for
   cash and debt                                 6,000,000           60,000           85,000                0           145,000

Net loss for the year
   ended December 31, 1999                               0                0                0          (89,511)          (89,511)
                                                 ---------        ---------        ---------        ---------         ---------

Balance, December 31, 1999                       9,048,173        $  90,482        $ 116,700        $(186,693)        $  20,489
                                                 =========        =========        =========        =========         =========


The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                            Statements of Cash Flows
                                    (Audited)


                                                                          For the Years Ended
                                                                             December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                  1999                   1998
                                                                   ---------              ---------
     Net Income/(loss)                                             $ (89,511)             $  51,435
                                                                   ---------              ---------
     Adjustments to reconcile net loss to net cash
     used by operating activities:

            Increase/(Decrease) Accounts Payable                     (32,461)               (51,435)
                                                                   ---------              ---------

            Net Cash Provided (Used) by Financing Activities        (121,972)                     0
                                                                   ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                       0                      0
                                                                   ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of Common Stock for Cash                                142,461                      0
                                                                   ---------              ---------

            Net Cash Provided by Financing Activities                142,461                      0
                                                                   ---------              ---------

NET INCREASE (DECREASE) IN CASH                                       20,489                      0

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                      0                      0
                                                                   ---------              ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                    $  20,489              $       0
                                                                   =========              =========

---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NON CASH

        Investing and financing activities - stock issued
          for debt settlement                                      $   2,539              $       0

   The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                    Notes to the Audited Financial Statements
                           December 31, 1999 and 1998


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

     b.   Income Taxes

     Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. A deferred tax asset arising from the net operating loss carryover of approximately $90,000 has been offset by a valuation allowance.

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

     d.   Statement of Cash Flows

     For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e.   Net Income (Loss) Per Share

     Primary net income or (loss) per share is computed by dividing net income or (loss) by the weighted average number of common shares outstanding.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                    Notes to the Audited Financial Statements
                           December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     f.   Revenue Recognition

     Revenue is recognized when earned.

     g.   Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

     Cash and cash equivalents :

     The carrying amounts approximate fair value because of the short maturity of these instruments.

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

     Management developed a plan and raised $145,000 by issuing stock. All obligations were paid off and $20,000 cash was left in the Company.

     On December 31, 1999 the Company was negotiating an asset acquisition of Maxx International, Inc. (Maxx) which finalized February 3, 2000. Assets were acquired in exchange for 3,500,000 shares of capital stock. Management believes the Company's future success will be achieved through the development of assets acquired from Maxx. However, there can be no assurance of future success. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                    Notes to the Audited Financial Statements
                           December 31, 1999 and 1998


NOTE 4 - RELATED PARTY TRANSACTIONS

     Because the Company lacked assets or resources to compensate or induce personnel to assist it with a program of reviving or combining the Company with an operational business, the Company entered into a Financial Consulting Agreement ("Agreement")with Park Street Investments, Inc. ("Park Street") in June of 1997. Park Street is a Utah Corporation 100% owned by Ken Kurtz, the Company's President, majority shareholder and director.

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

     As consideration for its services and payment of the Company's costs therewith, the Company's board authorized the issuance of 3,000,000 restricted common stock shares valued at $.01 per share. By November 25, 1997 all 3,000,000 shares were issued. Of this, Park Street assigned 2,000,000 shares to Ken Kurtz, who is both the Company's and Park Street's President and 500,000 shares to each of the Company's two directors for their assistance with Park Street in implementing its contract with the Company.

     Also according to the Agreement, Park Street shall be entitled to as much as 10% of the total issued and outstanding shares of the Company after a business combination. Park Street shall also be entitled to any cash consideration it can negotiate from a potential reorganization entity. The Agreement is flexible and actual results will vary depending upon actual negotiation.

     This agreement resulted in a change in control of the Company giving Ken Kurtz majority control of the Company's common stock. This stock issuance is not deemed to be at arms length.

     In June 1997 the Company appointed Ken Kurtz, a director at the time, as the Company's President. In September 1997, the Company appointed Tammy Gehring and Carrie Kurtz as additional directors and as Secretary/Treasurer and Vice President respectively. Ms. Gehring is also employed by Park Street. Mrs. Kurtz is the wife of the Company's President/Director. 14

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                    Notes to the Audited Financial Statements
                           December 31, 1999 and 1998


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

     On April 5, 1999 the Company sold and issued 2,000,000 restricted shares of its common stock to it its President, Ken W. Kurtz for $20,000 cash. Later in April, 1999 the Company terminated its negotiations with Fax4free.com, Inc. and the anticipated business combination ceased.

NOTE 5 - REDUCED SETTLEMENT OF PAYABLE

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


NOTE 6 - ISSUANCE OF STOCK

     In June of 1997, the company entered into a consulting agreement with Park Street Investments, Inc. ("Park Street"), a firm 100% owned by the Company's President whereby

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                    Notes to the Audited Financial Statements
                           December 31, 1999 and 1998


     Park Street has agreed to pay all necessary expenses to maintain the company in good standing and to seek out a merger with a viable operating entity. Park Street has also agreed to provide all administrative assistance, office space and costs as part of its Agreement. In consideration for the above, the Company authorized the issuance of 3,000,000 restricted common stock shares valued at $.01 per share. By November 25, 1997 all 3,000,000 shares were issued. Of this, Park Street assigned 2,000,000 shares to Ken Kurtz, who is the Company's and Park
     Street's President and 500,000 shares to each of the Company's two directors for their assistance with Park Street in implementing its contract with the Company.

     In January 1999, the Company authorized an offering for 4,000,000 shares of its common stock under Regulation D Rule 504 at $.03125 per share to raise $125,000. Proceeds were to be used to pay expenses related to the business combination and to pay off the remainder of the Company's debts. On March 30, 1999, the Company closed the offering after having sold the 4,000,000 shares to seven investors of which 3,918,750 shares were sold for $122,461 in cash and 81,250 shares were sold for $2,539 in debt settlement.

     On April 5, 1999 the Company sold and issued 2,000,000 restricted shares of its common stock to it its President, Ken W. Kurtz for $20,000 cash.


NOTE 7 - SUBSEQUENT EVENT - ASSET ACQUISITION OF MAXX INTERNATIONAL, INC. AND CHANGE IN COMPANY MANAGEMENT

     On February 3, 2000 the Company closed on an Asset Acquisition Agreement with Maxx International, Inc., ("Maxx") whereby the Company acquired all of Maxx's assets in exchange for 3,500,000 restricted shares of the Company's $.01 par value Common Stock. No liabilities or other encumbrances were acquired from Maxx in the asset acquisition.

     On February 3, 2000 the Company closed on an Asset Acquisition Agreement with Maxx International, Inc., whereby the Company acquired all of Maxx's assets in exchange for 3,500,000 restricted shares of the Company's $.01 par value Common Stock. Also in connection with the acquisition, Ken Kurtz and Carrie Kurtz resigned as officers and directors of the Company and Ms. Gehring resigned as Secretary/Treasurer and stayed on as a director. Michael Solomon was appointed as director and Chairman of the Board of the Company and Rick Garson was appointed as director, president, secretary and treasurer.

     As a result of this asset acquisition, neither Ken Kurtz nor any other party owns or controls over 50% of the outstanding stock of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Additional information required by this item is incorporated by reference from the Company's definitive information statement filed with the Commission on March 27, 2000, for a special meeting of stockholders, expected to be held on or about April 17, 2000, and the Company's information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company.


Directors and Executive Officers

Executive Officers and Directors for Years Ended December 31, 1999 and 1998



        NAME           AGE            POSITION
        ----           ---            --------
   Ken Kurtz (1)        32     President and Director
   Carrie Kurtz(1)      36     Vice President and Director
   Tammy Gehring        25     Secretary, Treasurer and Director

----------

     (1)  Ken Kurtz and Carrie Kurtz are married.

Executive Officers and Directors as of February 19, 2000

     On February 19, 2000, the Company closed an Asset Acquisition Agreement ("Agreement") with Maxx International, Inc. ("Maxx"). Pursuant to the Agreement the Company acquired 100% of the assets of Maxx in exchange for 3,500,000 shares of the Company's Common Stock (the "Acquisition"). In connection with the Acquisition, the Company appointed Michael Solomon as a director and Chairman of the Board and Rick Garson as a director and the Company's President and Secretary. Immediately after such appointments, Ken Kurtz and Carrie Kurtz resigned from all of their positions as directors and officers of the Company. Tammy Gehring remains as a director.

     The  following  table  sets  forth  information   regarding  the  Company's
executive officers and directors as a result of the Acquisition.

            NAME          AGE            POSITION
            ----          ---            --------
      Michael Solomon     62   Director, Chairman of the Board

        Rick Garson       37   President, Secretary, Treasurer and Director

       Tammy Gehring      25   Director

     Ken Kurtz served as the Company's President and a director from 1997 to February 2000. From 1992 to present, Mr. Kurtz served as the President, sole director and sole shareholder of Park Street Investments, Inc., a Utah corporation ("Park Street"). Through Park Street, Mr. Kurtz provides consulting services to public and private companies on mergers, recapitalization, and other forms of corporate reorganization. Mr. Kurtz currently serves or has served as an officer, director and/or control person for a number of publicly held companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, including Hamilton Exploration Co., Inc., Nugget Exploration, Inc., Eastport Red's Incorporated and Score One, Inc. Mr. Kurtz is a graduate of the University of Utah with a Bachelor's of Science degree in Finance. Mr. Kurtz is married to Carrie Kurtz, the former Vice President and a former director of the Company.

     Carrie Kurtz served as the Company's Vice President and director from September 1997 to February 2000. She is married to Ken Kurtz, the Company's former President and a former director. From January 1992 to present, Ms. Kurtz has held several part-time positions in the health, banking, and food service industries while also working as a homemaker. Prior to 1992, Ms. Kurtz spent seven years in the banking industry in positions ranging from customer representative to branch manager. Ms. Kurtz is not an officer, director or control person of any other public company.

     Tammy Gehring served as the Company's Secretary and Treasurer of the Company from September 1997 to February 2000. Ms. Gehring has also served as a director of the Company since September 1997. Ms. Gehring has been employed by Park Street as an assistant and consultant in mergers and acquisitions since June of 1997. From 1995 to 1997, Ms. Gehring was employed as an administrative assistant in the mergers and acquisitions department of a financial consulting firm based in Salt Lake City, Utah. Previous to that, Ms. Gehring was an accounting and finance student at Salt Lake Community College. Ms. Gehring served as an officer and director of Flexweight Corporation from August 1996 until May 1998. Currently, Ms. Gehring is not an officer, director or control person of any other public company.

     Michael Solomon, Chairman of the Board, has approximately 42 years of experience in the entertainment industry as founder and president of several publicly and privately held production companies. Mr. Solomon is currently founder and major shareholder of Sunstorm Entertainment Group, a television production company; founder and owner of Prime Time Communications, a television production company producing in Spain and Romania; founder and owner of Solomon Broadcasting International, a Spanish television production company; founder and owner of NBO Ole, the leading PAY-TV service company in Latin America, with new interests in the Russian, Chinese and Indian markets; founder of Codena Del Sol, a major shareholder of Channel 11 in Peru;

and, co-owner of Iguana Productions, the largest independent production company in Latin America. In 1978 Mr. Solomon founded Telepictures Corporation, which traded on the NASDAQ, and which became the largest television syndication company in the U.S. and one of the largest international distribution companies in the world. Telepictures Corporation was acquired by Lorimar Telepictures in 1985 which traded on the American Stock Exchange. During his tenure at Lorimar Telepictures, Mr. Solomon served as president and director and led the Company to become one of the largest television production and distribution company in the world, producing major television series such as "Dallas", "Falcon Crest" and "Knots Landing". Lorimar Telepictures was then acquired by Warner Brothers in 1989, which trades on the New York Stock Exchange. Mr. Solomon went on to serve as president of Warner Brothers International Television, until 1994, which became the largest television distribution company in the world. In his earlier years, Mr. Solomon was, to his credit, the youngest field manager in the history of the motion picture industry, and MCA's youngest vice president. Mr. Solomon currently serves on the Board of Directors of Team Communications, Inc. (NASDAQ); the Board of Directors of The North Face, Inc., a privately held company; the Board of Directors of Pittard-Sullivan, a privately held company; the Board of Directors of New York University Stern School of Business; the Board of Directors of the Entertainment Business & Management Advisory Board at UCLA; and the Board of Directors of the International Council of the National Academy of Television Arts and Sciences. Mr. Solomon was educated at Boston's Emerson College, where he also holds an honorary law degree, and at New York University Stern School of Business.

     Rick Garson, President, Secretary, Treasurer and a director, is the creator and executive producer of "NFL JAMS", "NFL Country", "MTV's NFL JAMS world premiere" and "NFL JAMS MTV Special Live from Super Bowl XXXI". Mr. Garson has created and produced some of the most successful music and television productions in history, including the Billboard Music Awards, now entering its eighth year with Fox Broadcasting Corporation. He has packaged, produced and promoted specials such as the Rolling Stones "Steel Wheels Tour" pay-per-view TV special; the New Kids On The Block pay-per-view TV special; and a John Lennon Anniversary TV Special. Mr. Garson has created and/or produced major campaigns for Entertainment Weekly, McDonald's, Reebok, Miller Brewing, the Parliament Sound Series, the Michael Jackson Thriller Tour, George Michael's Faith Tour, and Amnesty International Human Rights Tour featuring Bruce Springsteen, Sting, Peter Gabriel and Tracy Chapman, as well as the Amnesty International Conspiracy of Hope Tour featuring U2, The Police, Bryan Adams and Peter Gabriel.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant under Rule 16a-3(a) during the fiscal year preceding the filing of this Form 10-KSB, the Company is not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director of the Company during the years ended December 31, 1999, 1998 or 1997. The following table sets forth the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 1999, 1998, 1997 to the executive officers and directors of the Company.

                                       Annual Compensation(1)            Long Term Compensation (1)
                                   -------------------------------------------------------------------------------------------------
                                                                       AWARDS                       PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal         Year    Salary   Bonus    Other Annual      Restricted   Securities      LTIP            All Other
Position                             ($)     ($)     Compensation      Stock        Underlying      Payouts($)      Compensation
                                                        ($)            Award(s)     Options/SARs                    ($)
                                                                                    (#)
====================================================================================================================================
Ken Kurtz (2)              1999      N/A     N/A       N/A              N/A            N/A            N/A                N/A (2)
President; Director        1998      N/A     N/A       N/A              N/A            N/A            N/A                N/A (2)
                           1997      N/A     N/A       N/A              N/A            N/A            N/A                N/A (2)
------------------------------------------------------------------------------------------------------------------------------------
Carrie Kurtz               1999      N/A     N/A       N/A              N/A            N/A            N/A                N/A
Vice President             1998      N/A     N/A       N/A              N/A            N/A            N/A                N/A
Director                   1997      N/A     N/A       N/A              N/A            N/A            N/A                N/A
------------------------------------------------------------------------------------------------------------------------------------
Tammy Gehring              1999      N/A     N/A       N/A              N/A            N/A            N/A                N/A
Secretary, Treasurer       1998      N/A     N/A       N/A              N/A            N/A            N/A                N/A
Director                   1997      N/A     N/A       N/A              N/A            N/A            N/A                N/A
------------------------------------------------------------------------------------------------------------------------------------

----------
     (1) No executive officer received compensation of $100,000 or greater in any fiscal year from 1997 to 1999.

     (2) Does not include 3,000,000 shares issued to Park Street Investment, Inc. pursuant to a Consulting Agreement with the Company. Ken Kurtz is the sole director, officer and stockholder of Park Street Investments, Inc. See "Certain Relationships and Related Transactions".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of the year ended December 31, 1999, and as of March 27, 2000, after giving effect to the closing of the Asset Acquisition Agreement with Maxx International, Inc. (the "Acquisition") on February 19, 2000, and the acquisition of 100% of the outstanding shares of Pure Vision Internet, Inc. common stock, by: (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's Common Stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the year ended December 31, 1999; (iv) each executive officer of the Company who assumed office after the closing of the Acquisition; and, (v) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

     Additional information required by this item is incorporated by reference from the Company's definitive information statement filed with the Commission on March 27, 2000, for a special meeting of stockholders, expected to be held on or about April 17, 2000, and the Company's information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company.


                                                                                                As of  March  24, 2000
                                                         As of the Year Ended                   and after closing the
                                                         December 31, 1999(1)                       Acquisition(2)

                                                     AMOUNT AND                            AMOUNT AND
                                                      NATURE OF                             NATURE OF
                                                     BENEFICIAL         PERCENT            BENEFICIAL         PERCENT
NAME OF BENEFICIAL OWNER                                  OWNER        OF CLASS                 OWNER        OF CLASS
------------------------                                  -----        --------                 -----        --------
A-Z Oil LLC
27 Burr Road
London, England SW184SQ                                 770,000             8.5%              770,000             5.3%

David Michael Irrevocable Trust
c/o Wendell Hall
5519 Rawls Road
Tampa, FL 33625                                         730,000             8.1%              730,000             5.0%

Ariel Finances, Inc.
10, Elvira Mendez Street
Panama 5
Rep.  of Panama                                         800,000             8.8%              800,000             5.5%

Arno Holding Corp.
10, Elvira Mendez street
Panama 5
Rep. of Panama                                          800,000             8.8%              800,000             5.5%

Yosif Flek (3)
Wilhelm Str 41
10963 Berlin Germany                                    737,500             8.2%                    0             0.0%

Ken Kurtz (4)(5)(6)
2133 East 9400 South, Suite 151
Sandy, Utah 84093                                     3,801,843            42.0%            3,801,843            26.1%

Carrie Kurtz (4)
2133 East 9400 South, Suite 151
Sandy, Utah 84093                                       500,000                 5.5%      500,000                 3.4%

Tammy Gehring (6)
2133 East 9400 South, Suite 151
Sandy, Utah 84093                                       500,000                 5.5%      500,000                 3.4%

Maxx International, Inc.(7)(8)(9)
c/o Solomon Broadcasting International, Inc.
130 S. El Camino Drive                                        0                 0.0%            0                 0.0%
Beverly Hills, CA 90212

CPW Associates, Inc. (7)(8)(9)
c/o Solomon Broadcasting International, Inc.
130 S. El Camino Drive                                        0                 0.0%    3,500,000                24.0%
Beverly Hills, CA 90212

Rick Garson (7)(8)(9)
c/o Solomon Broadcasting International, Inc.
130 S. El Camino Drive                                        0                 0.0%    3,500,000                24.0%
Beverly Hills, CA 90212

Michael Solomon (6)(10)
c/o Solomon Broadcasting International, Inc.
130 S. El Camino Drive                                        0                 0.0%      150,000                 1.0%
Beverly Hills, CA 90212

All Executive officers and
Directors as a Group (6)
(3 persons)                                           4,800,000                53.0%    4,150,000                28.4%
                                                                                     (7)(8)(9)(10)         (7)(8)(9)(10)

----------

     (1) Based on 9,048,171 shares of common stock actually issued and outstanding at December 31, 1999.

     (2) Based on 14,591,397 shares of common stock issued and outstanding as of March 24, 2000, including 3,500,000 shares of common stock issued in connection with the Acquisition of the assets of Maxx and 2,043,226 shares of common stock issued in connection with the acquisition of 100% of the outstanding shares of Pure Vision Internet, Inc. common stock. Does not include an option to be granted to the holders of the Pure Vision common stock, to purchase an additional 1,050,000 shares of the Company's common stock.

     (3) Yosif Flek ceased owning five percent or more of the outstanding shares of the Company's common stock after the date of the closing of the Acquisition.

     (4)  Ken Kurtz and Carrie Kurtz are married.

     (5) The stock amount of shares beneficially owned by Ken Kurtz includes 1,843 shares in the name of Park Street Investments, Inc., of which Mr. Kurtz is the sole owner.

     (6) Ken Kurtz, Carrie Kurtz and Tammy Gehring were directors of the Company as of December 31, 1999. After closing of the Acquisition, Michael Solomon and Rick Garson filled vacancies on the Board of Directors caused by the resignation of Ken Kurtz and Carrie Kurtz. Tammy Gehring remains a director.

     (7) Rick Garson is the sole officer, director and stockholder of Maxx International, Inc. and CPW Associates, Inc.

     (8) Includes 3,500,000 shares issued to Maxx International, Inc., in connection with the Acquisition.

     (9) Maxx International, Inc. distributed the 3,500,000 shares it received as part of the Acquisition to CPW Associates, Inc.

     (10) Includes 150,000 shares of Common Stock issuable upon exercise of options to purchase Common Stock at a price of $3.00 per share until December 31, 2002, and subject to the limitations set forth in the Company's Stock Option Plan which is to be determined. Does not include 100,000 shares issuable in 25,000 share lots every 90 days, for a period of one year, from the date of and pursuant to a Consulting Agreement, which was deemed effective upon closing of the Acquisition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1997, the Company entered into a consulting agreement with Park Street Investments, Inc. ("Park Street"), a corporation wholly owned by Ken
Kurtz, the Company's President and a director at the time of the agreement. Pursuant to the agreement, Park Street agreed to pay all necessary expenses to maintain the Company in good standing and to assist in seeking out a favorable business opportunity. In consideration for the above services, the Company issued 3,000,000 shares of common stock to Park Street, which were subsequently assigned to Mr. Kurtz, and the other two directors of the Company at the time, Carrie Kurtz, his wife, and Tammy Gehring. In addition to these shares, Park Street was entitled to receive up to 15% of the total outstanding common stock shares of the Company post-merger, as well as any cash fees it can obtain from a merger candidate.

     In April 1999, the Company sold 2,000,000 shares of common stock to Mr. Kurtz for $20,000. The shares were sold to raise working capital to pay the cost of the Company becoming a reporting company under the Securities Exchange Act of 1934, as amended.

     Prior to the acquisition of the assets (the "Acquisition") of Maxx International ("Maxx"), Mr. Kurtz owned 3,600,000 of the Company's 9,048,171 shares of common stock issued and outstanding or approximately 42%. Immediately after the Acquisition, Mr. Kurtz's 3,600,000 shares represented approximately 30% of the Company's total issued and outstanding Common Stock.

     Upon the close of the Acquisition, Maxx was issued 3,500,000 shares of the Company's common stock. Rick Garson, who is the current President, Secretary, Treasurer and a director of the Company, is the sole officer, director and stockholder of Maxx. The shares issued to Maxx were subsequently distributed to CPW Associates, Inc. ("CPW"). Mr. Garson is the sole officer, director and stockholder of CPW.

     Additionally, upon the close of the Acquisition, the Company agreed to assume a one year Consulting Agreement with Michael Solomon, negotiated by Maxx, whereby Mr. Solomon would provide the Company with certain business and entertainment consultation and contacts, and the Company would compensate Mr. Solomon with a yearly consulting fee of $250,000, a success fee on all agreements entered into by the Company with third parties introduced to the Company by Mr. Solomon, 100,000 shares of the Company which shall be issued in 25,000 share lots every 90 days for a one year term, and an option to purchase 150,000 shares at an exercise price of $3.00 per share, until December 31, 2002.

     Beginning in March 2000, the Company began a tenancy at will to use office space from Solomon Broadcasting International, Inc., a company owned by the Company's Chairman of the Board, Michael Solomon. The office space, located at 130 S. El Camino Drive, Beverly Hills, California 90212, is leased at $3,000 a month.

     Additional information required by this item is incorporated by reference from the Company's definitive information statement filed with the Securities and Exchange Commission (the "Commission") on March 27, 2000, for a special meeting of stockholders, expected to be held on or about April 17, 2000, and the Company's information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The Exhibits listed below are filed as part of this Annual Report.

 Exhibit No.              Document
 -----------              --------

   (3)(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-26971)

   (3)(ii) Bylaws (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-26971)

   (10)(i) Assignment of Accounts Receivable Dated December 14, 1998 by and between the Company and Canton Financial Services Corporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-26971)

   (10)(ii) Settlement Agreement Dated June 25, 1998 by and between the Company and Canton Financial Services Corporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-26971)

   (10)(iii) Financial Consulting Agreement Dated June 15, 1997 by and between the Company and Park Streets Investments, Inc. (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-26971)

   (10)(iv) Asset Acquisition Agreement Dated February 3, 2000 by and between the Company and Maxx International, Inc. (incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission under File No. 000-26971)

   (10)(v) Consulting Agreement Dated February ___, 2000 by and between Michael Solomon and the Company

   (10)(vi) Stock Purchase Agreement Dated February ___, 2000 by and between the Company and Holders of 100% of the Outstanding Shares of Pure Vision Internet, Inc. Common Stock

   (21)        Subsidiaries of the Registrant

   (27)        Financial Data Schedule*

----------
     * The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.


     (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 30th day of March, 2000.

                                         AREA INVESTMENT AND DEVELOPMENT COMPANY


                                         By:  /s/ Rick Garson
                                            ------------------------------------
                                             Rick Garson, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


By: /s/ Rick Garson                                         Date: March 30, 2000
    -------------------------------------------
    Rick Garson, President, Secretary, Treasurer
    and Director


By: /s/ Michael Solomon                                     Date: March 30, 2000
    -------------------------------------------
    Michael Solomon, Chairman of the Board and
    Director


By: /s/ Tammy Gehring                                       Date: March 30, 2000
    -------------------------------------------
    Tammy Gehring, Director