Form 10QSB
period 2000-03-31
MAXX INTERNATIONAL INC
filed 2000-05-18
CIK 1046869

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  _________________ to ___________________

                        Commission file number: 000-26971

                            MAXX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             Utah
(State or other jurisdiction of                          87-0284871
 incorporation or organization)             (I.R.S. Employer Identification No.)


                 130 S. El Camino Drive, Beverly Hills, CA 90212
               (Address of principal executive offices) (Zip Code)

Issuer's Telephone Number:   301-205-6206

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]
No [X]

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,591,397 shares of common stock as of March 31, 2000.

Transitional Small Business Disclosure Format (check one); Yes [_] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  BALANCE SHEET AS OF MARCH 31, 2000....................................2

         STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000.............................3

         STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000.............................4

         STATEMENT OF STOCKHOLDERS' EQUITY FOR
         THE THREE MONTHS ENDED MARCH 31, 2000.................................5

         NOTES TO FINANCIAL STATEMENTS....................................6 to 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION..................................................9


                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5.  OTHER INFORMATION....................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11


SIGNATURES....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

     The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Current Assets:

      Cash                                                            $  233,400
      Accounts Receivable                                                 27,966
      Due From Stockholders                                               94,628
      Compact Disc and Video Production Costs                            622,795
      Concert Pre-Production Costs                                       610,510
      Other Current Assets                                                13,664
                                                                      ----------

                      Total Current Assets                             1,602,963

      COMPUTER EQUIPMENT AND LEASEHOLD
        IMPROVEMENTS , Net of $20,102  Accumulated
        Depreciation and Amortization                                     17,918
      BOOK RIGHTS,Net of $2,353  Accumulated Amortization                562,262
      ORGANIZATION COSTS, Net of $ 988
        Accumulated Amortization                                          58,272
      GOODWILL, Net of $2,063  Accumulated Amortization                1,854,428
                                                                      ----------

                      TOTAL ASSETS                                    $4,095,843
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Accounts Payable and Accrued Expenses                           $  290,858
      Loan Payable                                                       500,000
                                                                      ----------

                      Total Current Liabilities                          790,858
                                                                      ----------

Stockholders' Equity:

      Common Stock, $0.01 Par Value, 50,000,000 Authorized,
        16,061,666 Shares Issued and Outstanding                         160,617
      Additional Paid-in Capital                                       3,885,916
      Accumulated Deficit                                               -741,548
                                                                      ----------

                      Total Stockholders' Equity                       3,304,985
                                                                      ----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $4,095,843
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


INCOME

      Interest Income                                                 $      280
                                                                      ----------

GROSS INCOME                                                                 280
                                                                      ----------
EXPENSES

      General and Administrative                                         555,135
                                                                      ----------

                      Total Expenses                                     555,135
                                                                      ----------

LOSS FROM OPERATIONS                                                    -554,855
                                                                      ----------

NET LOSS                                                               -$554,855
                                                                      ==========

BASIC LOSS PER SHARE                                                      -$0.05
                                                                      ==========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                10,580,827
                                                                      ==========

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES

      Net Loss                                                                       -$554,855

      Adjustments to Reconcile Net Loss to Net Cash
        Used by Operating Activities:

        Depreciation and Amortization                                                   5,404
        Decrease in Accounts Receivable                                                   431

       Increase in Compact Disc and Video Production Costs                           -138,631
        Decrease in Concert Pre-Production Costs                                       26,890
        Increase in Accounts Payable and Accrued Expenses                             262,632
                                                                                     --------

                      Net Cash Used by Operating Activities                          -398,129
                                                                                     --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of Computer Equipment                                                     -971
      Cash Paid for Book Rights                                                          -165
      Cash Paid for Organization Costs                                                -58,587
                                                                                     --------

                      Net Cash Used by Investing Activities                           -59,723
                                                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash Received in Connection with Stock Acquisition                              170,763
      Cash Received for Loan Payable                                                  500,000
                                                                                     --------

                      Net Cash Provided by Financing Activities                       670,763
                                                                                     --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             212,911

CASH AND CASH EQUIVALENTS, Beginning                                                   20,489
                                                                                     --------

CASH AND CASH EQUIVALENTS, Ending                                                    $233,400
                                                                                     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash Paid During the Period for:

                      Interest                                                       $      0
                      Income Taxes                                                   $      0


   The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                Additional                          Total
                                                     Common Stock                 Paid-in        Accumulated     Stockholders'
                                                Shares           Amount           Capital         (Deficit)         Equity
                                              ------------------------------------------------------------------------------
Balance, January 1, 2000                       9,048,178       $   90,482       $  116,700        -$186,693       $   20,489

Net Loss for the Three Months Ended
  March 31, 2000                                                                                   -554,855         -554,855

Issuance of Common Stock
  for Cash and Purchase of Assets
  and Subsidiary                               7,013,488           70,135        3,769,216                0        3,839,351
                                              ------------------------------------------------------------------------------
Balance, March 31, 2000                       16,061,666       $  160,617       $3,885,916        -$741,548       $3,304,985
                                              ==============================================================================

   The accompanying notes are an integral part of these financial statements.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1-   SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BUSINESS

          The financial statements presented are those of Area Investment and Development Company (the "Company"). The Company was organized under the laws of the State of Utah on June 10, 1970. The Company was organized for the purpose of seeking potential business ventures.

          On February 19, 2000 the Company closed on an Asset Acquisition Agreement with Maxx International, Inc., ("Maxx") whereby the Company acquired all of Maxx's assets in exchange for 3,500,000 restricted shares of the Company's $.01 par value Common Stock. No liabilities or other encumbrances were acquired from Maxx in the asset acquisition. A fair market valuation is being performed.

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

          On March 27, 2000 the Company closed on a stock purchase agreement with Pure Vision Internet, Inc. The Company acquired all of Pure Vision's shares in exchange for 3,513,488 shares of the Company's Common Stock, par value $.01 per share and various options excercisable at various times. A fair market valuation is being performed.

          On April 17, 2000 the Company legally changed its name to Maxx International Inc.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


          Doubtful Accounts

          Accounts receivable have been adjusted for all known uncollectable accounts and an additional allowance for doubtful accounts has not been provided as the amount is not considered material.

          Fair Value of Financial Instruments

          Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

          Property, Equipment and Depreciation

          Property and equipment are stated at original cost to the Company. The property and equipment are primarily being depreciated over lives established by the Modified Accelerated Cost Recovery System (MARCS), which approximates depreciation under the generally accepted accounting principles, as follows: five to seven years for equipment, and ten to 39 years (straight-line) for the property.

          Book Rights

          The Company acquired the rights to publish various books. A fair market valuation of these rights is being prepared. The rights are stated at original cost to the Company. Any adjustments upon attaining the valuation will be made prospectively. The rights are being amortized over a 20 year life using the straight line method.

          Organization Costs

          Organization Costs are being amortized under the straight line method over a period of 60 months.

          Goodwill

          The Company acquired all of the stock of Pure Vision Internet Inc. A fair market valuation of this stock is being prepared. The stock is presently being recorded at $.50 per share. Any adjustments upon attaining the valuation will be made prospectively. Goodwill is being amortized over a 10 year life using the straight line method.

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 2 -  DUE FROM STOCKHOLDERS

          Due from stockholders represents short-term non-interest bearing loan balances.

NOTE 3 -  LOAN PAYABLE

          Loan payable represents a non-interest bearing demand note which is intended to be converted to equity.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and the previously filed Form 10-KSB for the period ending December 31, 1999.

Plan of Operation

     The mission of Maxx International, Inc. (the "Company") is to own and manage Web content and media assets which are packaged and converged across multiple distribution platforms to provide multifaceted revenue streams and increase stockholder equity.

     The Company is presently seeking to form a strategic alliance with another entity and or investor to help satisfy its current cash flow needs for the next twelve months. The Company is in the unique position of owning the exclusive worldwide licensing rights to the seven private prayer books written by His Holiness Pope John Paul II. Although there can be no assurance, a significant publishing advance of $5,000,000 to $8,000,000 is anticipated once the approved translations are received from the Vatican. Additionally, the Company's marketing program includes the distribution of a collection of music compact discs with unique characteristics. This will involve famous national and international entertainment idols, actors and sports stars reading various prayers contained within the Pope's Prayer Books, combined with music.

     In March 2000, the Company acquired 100% of the outstanding stock of Pure Vision Internet, Inc. ("Pure Vision") which manages 35,000 digital video and audio files daily. Pure Vision is well established in the areas of web site template development, video streaming, webcasting, web conferencing, hosting sites, automatic e-commerce store generator, domain name provider and ISP/DSL reseller. The main focus of Pure Vision for the last three years has been their Web site www.thegospel.com. The Gospel.com is a Christian Web Community that links the churches and ministries of today with the furthest points of the world. As the Company develops, additional personnel will be required to staff the various business centers.


Forward Looking Statements

     Certain statements in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in this sections entitled, "Management's Discussion and Analysis or Plan of Operations", as well as in this Quarterly Report generally. In addition, when used in this Quarterly Report the words "anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 19, 2000, the Company closed an Asset Acquisition Agreement ("Agreement") with privately-held Maxx International, Inc., a Nevada corporation ("Maxx"). Pursuant to the Agreement, the Company acquired 100% of the assets of Maxx, including the worldwide distribution rights to the private prayer books of His Holiness, Pope John Paul II, in exchange for 3,500,000 shares of the Company's common stock (the "Acquisition").

     Additionally, in March of 2000, the Company acquired 100% of the outstanding shares of common stock of Pure Vision Internet, Inc., a California corporation ("Pure Vision") in exchange for the issuance by the Company of an aggregate of 2,043,226 shares of the Company's common stock, options to purchase an additional 525,000 shares of the Company's common stock and satisfaction of a Pure Vision debt. Pure Vision manages 35,000 digital video and audio files daily. Pure Vision is well established in the areas of web site template development, video streaming, webcasting, web conferencing, hosting sites, automatic e-commerce store generator, domain name provider and ISP/DSL reseller. The main focus of Pure Vision for the last three years has been their Web site www.thegospel.com. The gospel.com is a Christian Web Community that links the churches and ministries of today with the furthest points of the world.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     This Item is not applicable to the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of the Company was held on April 17, 2000, at the principal executive offices of the Company, 130 S. El Camino Drive, Beverly Hills, CA 90212, to vote upon an amendment to the Company's Articles of Incorporation to change the name of the Company to "MAXX INTERNATIONAL, INC." and to allow the Company to take advantage of the provisions of the Utah Revised Business Corporation Act respecting the taking of action by written consent of stockholders in lieu of a meeting where the consenting holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote thereof were present and voted had consented in writing to the action. Approximately fifty-nine percent (59%) of the outstanding voting securities of the Company voted to adopt the resolutions to amend the Articles of Incorporation to change the name of the Company and to allow action to be taken by consent of the majority stockholders in lieu of a meeting.

     Additional information required by this Item is incorporated by reference from the Company's definitive information statement filed with the Commission on March 27, 2000, for a special meeting of stockholders, held on April 17, 2000, and the Company's information statement which was filed with the Commission on February 9, 2000, in connection with a change in the majority of the board of directors of the Company.

ITEM 5.   OTHER INFORMATION

     This Item is not applicable to the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K

     A Form 8-K dated February 22, 2000, was filed reporting the acquisition of 100% of the assets of privately-held Maxx International, Inc., a Nevada corporation, in exchange for 3,500,000 shares of the Company's Common Stock, as well as the appointment of Michael Solomon as a director and chairman of the board and Rick Garson as a director and the president/secretary and the simultaneous resignation of Ken Kurtz and Carrie Kurtz from all of their positions as directors and officers of the Company.

     A Form 8-K dated April 11, 2000, was filed reporting the acquisition of 100% of the outstanding shares of common stock of Pure Vision Internet, Inc., a California corporation ("Pure Vision"), from Ms. Catherine McGee, the holder of 100% of the outstanding shares of common stock of Pure Vision, in exchange for:
(i) the issuance by the Company of an aggregate of 2,043,226 shares of the Company's common stock to Ms. McGee and her respective designees; (ii) options granted to Ms. McGee and her designees to purchase a total of 525,000 shares of the Company's common stock (the "Options"); (iii) $100,000 for the sole purpose of paying debt owed by Pure Vision; and, (iv) $100,000, monthly for a period of one year, to be used by Pure Vision for operating expenses and salaries of Pure Vision employees.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MAXX INTERNATIONAL, INC.


Date:  May 18, 2000                         By: /s/ Rick Garson
                                                -----------------------
                                                Rick Garson, President