Form 10QSB
period 2000-06-30
MAXX INTERNATIONAL INC
filed 2000-08-21
CIK 1046869

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

        (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................... to ........................

                        Commission file number: 000-26971

                            MAXX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                                      Utah
         (State or other jurisdiction of incorporation or organization)

                                   87-0284871
                      (I.R.S. Employer Identification No.)

                  c/o Solomon Broadcasting International, Inc.
                 130 S. El Camino Drive, Beverly Hills, CA 90212
               (Address of principal executive offices) (Zip Code)

Issuer's Telephone Number:   301-205-6220

                     AREA INVESTMENT AND DEVELOPMENT COMPANY
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [ ] Yes [X] No

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,591,397 shares of common stock as of June 30, 2000.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.................................................1

          CONSOLIDATED BALANCE SHEETS AS OF
          JUNE 30, 2000, DECEMBER 31, 1999 AND 1998  (UNAUDITED) ..............2

          STATEMENT OF OPERATIONS
          FOR THE SIX MONTHS ENDED JUNE 30, 2000
          AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)...............3

          STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2000
          AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)...............4

          STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED JUNE 30, 2000
          AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)...............5

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION ...............................................10

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...................................................11

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11

ITEM 5.   OTHER INFORMATION...................................................11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................11


SIGNATURES....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.

                      MAXX INTERNATIONAL INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      JUNE 30,       DECEMBER 31,     DECEMBER 31,
                                                                        2000             1999             1998
                                                                    -----------      -----------      -----------
                                     ASSETS
 Current Assets:

     Cash                                                           $   111,951      $    20,489      $         0
     Accounts Receivable                                                  8,684
     Due From Stockholder                                                34,974
     Compact Disc and Video Production Costs                            692,407
                                                                        661,898
     Other Current Assets                                                 4,120
                                                                    -----------      -----------      -----------

                     Total Current Assets                             1,514,034           20,489                0

     COMPUTER EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS , Net of $13,010 Accumulated
     Depreciation and Amortization                                       44,541
     CREDIT CARD RIGHTS, Net of $417 Accumulated Amortization            99,583
     CALLING CARD RIGHTS, Net of $417 Accumulated Amortization           99,583
     BOOK RIGHTS,Net of $9,410  Accumulated Amortization                555,205
     ORGANIZATION COSTS, Net of $ 3,042 Accumulated Amortization         42,590
     GOODWILL, Net of $28,784  Accumulated Amortization               1,122,581
                                                                    -----------      -----------      -----------

                        TOTAL ASSETS                                $ 3,478,117      $    20,489      $         0
                                                                    ===========      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

     Accounts Payable and Accrued Expenses                          $   958,218                       $    35,000
     Loans Payable                                                      495,181
     Note Payable                                                       500,000
                                                                    -----------      -----------      -----------

                     Total Current Liabilities                        1,953,399                0           35,000
                                                                    -----------      -----------      -----------

Stockholders' Equity:

     Common Stock, $0.01 Par Value, 50,000,000 Authorized,
     14,591,397 Shares Issued and Outstanding at June 30, 2000
     and 9,048,171 Shares at December 31, 1999
     and 3,048,171 Shares at December 31, 1998                          145,914           90,482           30,482
     Additional Paid-in Capital                                       3,165,488          116,700           31,700
     Accumulated Deficit                                             (1,786,684)        (186,693)         (97,182)
                                                                    -----------      -----------      -----------

                     Total Stockholders' Equity                       1,524,718           20,489          (35,000)
                                                                    -----------      -----------      -----------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 3,478,117      $    20,489      $         0
                                                                    ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                      MAXX INTERNATIONAL INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               SIX MONTHS                YEARS ENDED
                                              ENDED JUNE 30,             DECEMBER 31,
                                                  2000              1999             1998
                                              ------------      ------------      ------------

INCOME

     Net Sales                                $     27,971      $          0      $          0
     Interest Income                                   583               489                 0
                                              ------------      ------------      ------------

GROSS INCOME                                        28,554               489                 0
                                              ------------      ------------      ------------

EXPENSES

     General and Administrative                  1,628,545            90,000               480
                                              ------------      ------------      ------------

                 Total Expenses                  1,628,545            90,000               480
                                              ------------      ------------      ------------

LOSS FROM OPERATIONS                            (1,599,991)          (89,511)             (480)
                                              ------------      ------------      ------------

DEBT FORGIVENESS ON SETTLEMENT OF PAYABLE                0                 0            51,915

NET INCOME (LOSS)                             ($ 1,599,991)     ($    89,511)     $     51,435
                                              ============      ============      ============

BASIC INCOME (LOSS) PER SHARE                 ($      0.13)     ($      0.01)     $       0.02
                                              ============      ============      ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                         12,545,717         7,634,474         3,048,171
                                              ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                      MAXX INTERNATIONAL INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      SIX MONTHS                YEARS ENDED
                                                                     ENDED JUNE 30,             DECEMBER 31
                                                                          2000             1999             1998
                                                                      -----------      -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                ($1,599,991)     ($   89,511)     $    51,435

     Adjustments to Reconcile Net Income (Loss) to Net Cash
     Used by Operating Activities:

     Depreciation and Amortization                                         42,070                0                0
     Decrease in Accounts Receivable                                       11,908                0                0
     Increase in Other Current Assets                                        (470)               0                0
     Increase in Compact Disc and Video Production Costs                 (215,843)               0                0
     Decrease in Concert Pre-Production Costs                             133,102                0                0
     Increase (Decrease) in Accounts Payable and Accrued Expenses         906,766          (32,461)         (51,435)
                                                                      -----------      -----------      -----------

               Net Cash Used by Operating Activities                     (722,458)        (121,972)               0
                                                                      -----------      -----------      -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Computer Equipment                                       (22,488)               0                0
     Loans to Stockholder                                                (132,450)               0                0
     Repayment of Loans to Stockholder                                     50,043                0                0
     Cash Paid for Credit Card Rights                                    (100,000)               0                0
     Cash Paid for Calling Card Rights                                   (100,000)
     Cash Paid for Organization Costs                                     (45,166)               0                0
                                                                      -----------      -----------      -----------

               Net Cash Used by Investing Activities                     (350,061)               0                0
                                                                      -----------      -----------      -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Cash Received in Connection with Stock Acquisition                   168,800                0                0
     Cash Received for Issuance of Stock                                        0          142,461                0
     Cash Received on Loans Payable                                       495,181                0                0
     Cash Received for Note Payable                                       500,000                0                0
                                                                      -----------      -----------      -----------

               Net Cash Provided by Financing Activities                1,163,981          142,461                0
                                                                      -----------      -----------      -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                 91,462           20,489                0

CASH AND CASH EQUIVALENTS, Beginning                                       20,489                0                0
                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, Ending                                     $   111,951      $    20,489      $         0
                                                                      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash Paid During the Period for:
          Interest                                                             $0               $0               $0
          Income Taxes                                                         $0               $0               $0

   The accompanying notes are an integral part of these financial statements.

                      MAXX INTERNATIONAL INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                   AND YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (unaudited)

                                                                                      Additional                          Total
                                                          Common Stock                 Paid-in        Accumulated      Stockholders'
                                                     Shares           Amount           Capital         (Deficit)          Equity
                                                   ---------       -----------       -----------      -----------       -----------
Balance, January 1, 1998                           3,048,171       $    30,482       $    31,700      ($  148,617)      ($   86,435)

Net Income for the Year Ended
  December 31, 1998                                                                                        51,435            51,435
                                                   ---------       -----------       -----------      -----------       -----------
Balance, January 1, 1999                           3,048,171            30,482            31,700          (97,182)          (35,000)

Net Loss for the Year Ended
  December 31, 1999                                                                                       (89,511)          (89,511)

Issuance of Common Stock
  for Cash and Debt                                6,000,000            60,000            85,000                            145,000
                                                   ---------       -----------       -----------      -----------       -----------
Balance, January 1, 2000                           9,048,171            90,482           116,700         (186,693)           20,489

Net Loss for the Six Months Ended
  June 30, 2000                                                                                        (1,599,991)       (1,599,991)

Issuance of Common Stock
  for Cash and Purchase of Assets
  and Subsidiary                                   5,543,226            55,432         3,048,788                0         3,104,220
                                                   ---------       -----------       -----------      -----------       -----------
Balance, June 30, 2000                            14,591,397       $   145,914       $ 3,165,488      ($1,786,684)      $ 1,524,718
                                                  ==========       ===========       ===========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                     MAXX INTERNATIONAL INC. AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 --  SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BUSINESS

           The financial statements presented are those of Maxx International Inc. and Subsidiary (the "Company")formerly Area Investment and Development Company. The Company was organized under the laws of the State of Utah on June 10, 1970. The Company was organized for the purpose of seeking potential business ventures.

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

           Also in connection with the acquisition, Ken Kurtz and Carrie Kurtz resigned as officers and directors of the Company and Ms. Gehring resigned as secretary/treasurer and stayed on as a director. Michael Solomon was appointed as director and chairman of the board of the Company.

           As a result of this asset acquisition, neither Ken Kurtz nor any other party owns or controls over 50% of the outstanding stock of the Company.

           On March 27, 2000 the Company closed on a stock purchase agreement with Pure Vision Internet Inc.(The "Subsidiary") The Company acquired all of the Subsidiary's shares in exchange for 3,513,488 shares of the Company's common stock, par value $.01 per share and various options exercisable at various times. A fair market valuation is being performed.

                     MAXX INTERNATIONAL INC. AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

           Doubtful Accounts

           Accounts receivable have been adjusted for all known uncollectible accounts and an additional allowance for doubtful accounts has not been provided as the amount is not considered material.

           Fair Value of Financial Instruments

           Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

           Property, Equipment and Depreciation

           Property and equipment are stated at original cost to the Company. The property and equipment are primarily being depreciated over lives established by the Modified Accelerated Cost Recovery System (MARCS), which approximates depreciation under generally accepted accounting principles, as follows: five to seven years for equipment, and ten to 39 years (straight-line) for the property.

           Credit Card Rights

           The Company has acquired the rights to imprint reproductions of the works of art located in the Museum of the Treasures of St. Peters in the Vatican on financial credit or debit cards. The sublicense agreement shall remain in effect until February 7, 2006. The rights are being amortized over the term of the agreement.

                     MAXX INTERNATIONAL INC. AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

           Calling Card Rights

           The Company has acquired the rights to imprint reproduction of the works of art located in the Museum of the Treasurers of St. Peters in the Vatican on products and services relating to telephone services. The sublicense agreement shall remain in effect until February 7, 2006. The rights are being amortized over the term of the agreement.

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

                     MAXX INTERNATIONAL INC. AND SUBSIDIARY
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 2 --  DUE FROM STOCKHOLDERS

           Due from stockholders represents short-term non-interest bearing loan balances.

NOTE 3 --  LOANS PAYABLE

           Loans payable represents short-term non-interest bearing loans.

NOTE 4 --  NOTE PAYABLE

           Note payable represents a non-interest bearing demand note which is intended to be converted to equity.

NOTE 5 --  SUBSEQUENT EVENTS

           The Company has entered into a memorandum of understanding with Itex Corporation ("Itex"). Under the terms of the memorandum the assets of Itex will be acquired by the Company. This agreement is subject to a completion of due diligence and must be approved by the board of directors of both companies. Itex will receive shares of the common stock for Itex's outstanding stock.

           A stock split of 2 for 1 has been declared. The shares are payable on July 6, 2000 to stockholders of record as of June 30, 2000.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and the previously filed Form 10-KSB for the period ending December 31, 1999.

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

     The Company's operation to date consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and may accelerate in the foreseeable future. The rate at which the Company expends its resources is variable and may accelerate, depending on many factors, many of which are outside the control of the Company. The Company anticipates that it will require additional financing to fund its operations. Future financing may result in additional issuance of debt, preferred stock and/or common stock securities, in dilution to the holders of the common stock. Any such financing, if required, may not be available on satisfactory terms or at all. There can be no assurance that additional investments or financing will be available as needed to support the development of the Company's products. Failure to obtain such capital on a timely basis could result in lost business opportunities, or the financial failure of the company.

Forward Looking Statements

     Certain statements in this Quarterly Report that are not historical facts constitute "forward- looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in this sections entitled, "Management's Discussion and Analysis or Plan of Operations", as well in this Quarterly Report generally. In addition, when used in this Quarterly Report the words"anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

     This Item is not applicable to the Company.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     This Item is not applicable to the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is not applicable to the Company.


ITEM 5.    OTHER INFORMATION

     This Item is not applicable to the Company.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K

     A Form 8-K dated July 5, 2000, was filed reporting that on June 21, 2000, the Company announced that its Board of Directors had declared a two-for-one stock split in the form of a 100% stock dividend. The record date for the stock split was set for June 30, 2000. One additional share of the Company's common stock was distributed for each outstanding share on or about July 6, 2000.

     Additionally, the Form 8-K dated July 5, 2000, reported that: (i) on June 5, 2000, the Board of Directors of the Company accepted the resignation of Rick Garson as an officer and director of the Company; (ii) effective June 5, 2000, the remaining directors elected Joseph Congiusti as a director of the Company; and, (iii) on June 27, 2000, the Company entered into a Consulting Agreement with Doyle Capital Management, Inc., a Nevada corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAXX INTERNATIONAL, INC.


Date: August 17, 2000                  By: /s/ Adley Samson
                                           --------------------
                                           Adley Samson, C.F.O.