Form 10QSB
period 2000-09-30
MAXX INTERNATIONAL INC
filed 2000-12-27
CIK 1046869

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................... to .........................

                        Commission file number: 000-26971

                            MAXX INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)



           Utah                                           87-0284871
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

c/o Solomon Broadcasting International, Inc.
130 S. El Camino Drive, Beverly Hills, CA                           90212
--------------------------------------------                      ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's Telephone Number:   301-205-6220

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ___________________ shares of common stock as of September 30, 2000.

Transitional Small Business Disclosure Format (check one);   Yes [  ]   No [X]

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................1

         CONSOLIDATED BALANCE SHEETS AS OF
         SEPTEMBER 30, 2000, DECEMBER 31, 1999 AND 1998 (UNAUDITED) ..........2

         STATEMENT OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)...............3

         STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)...............4

         STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
         AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)...............5

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION ................................................10


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

ITEM 5.  OTHER INFORMATION....................................................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12


SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

     The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.

                     MAXX INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2000, DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,   DECEMBER 31,  DECEMBER 31,
                                                                                            2000            1999          1998
                                                                                        -------------   ------------  ------------
                                               ASSETS
Current Assets:

              Cash                                                                       $    21,194      $  20,489      $      0
              Accounts Receivable                                                             13,383
              Due From Stockholder                                                            49,974
              Compact Disc and Video Production Costs                                        692,407
              Concert Pre-Production Costs                                                   661,898
              Other Current Assets                                                            51,840
                                                                                         -----------      ---------      --------

                         Total Current Assets                                              1,490,696         20,489             0

              COMPUTER EQUIPMENT AND LEASEHOLD
                IMPROVEMENTS, Net of $13,010 Accumulated
                Depreciation and Amortization                                                 50,061
              BOOK RIGHTS, Net of $16,467 Accumulated Amortization                           548,148
              ORGANIZATION COSTS, Net of $6,411
                Accumulated Amortization                                                      40,306
              GOODWILL, Net of $54,324 Accumulated Amortization                            2,664,541
                                                                                         -----------      ---------      --------

                         TOTAL ASSETS                                                    $ 4,793,752      $  20,489      $      0
                                                                                         ===========      =========      ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

              Accounts Payable and Accrued Expenses                                      $ 1,127,715                     $ 35,000
              Loans Payable                                                                  433,681
              Notes Payable                                                                  800,000
                                                                                         -----------      ---------      --------

                         Total Current Liabilities                                         2,361,396              0        35,000
                                                                                         -----------      ---------      --------

Stockholders' Equity:

              Common Stock, $0.01 Par Value, 50,000,000 Authorized,
                26,656,144 Shares Issued and Outstanding at September 30, 2000
                and 9,048,171 Shares at December 31, 1999
                and 3,048,171 Shares at December 31, 1998                                    266,562         90,482        30,482
              Additional Paid-in Capital                                                   6,859,986        116,700        31,700
              Accumulated Deficit                                                         (4,694,192)      (186,693)      (97,182)
                                                                                         -----------      ---------      --------

                         Total Stockholders' Equity                                        2,432,356         20,489       (35,000)
                                                                                         -----------      ---------      --------

                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 4,793,752      $  20,489      $      0
                                                                                         ===========      =========      ========


   The accompanying notes are an integral part of these financial statements.

                    MAXX INTERNATIONAL, INC. AND SUBSIDIARY
                            STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                   AND YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)


                                                      NINE MONTHS
                                                          ENDED              YEARS ENDED DECEMBER 31,
                                                      SEPTEMBER 30,      -------------------------------
                                                          2000               1999               1998
                                                      ------------       ------------       ------------
INCOME

  Net Sales                                           $     63,755       $          0       $          0
  Interest Income                                              919                489                  0
                                                      ------------       ------------       ------------

GROSS INCOME                                                64,674                489                  0
                                                      ------------       ------------       ------------

EXPENSES

  General and Administrative                             2,435,507             90,000                480
                                                      ------------       ------------       ------------

     Total Expenses                                      2,435,507             90,000                480
                                                      ------------       ------------       ------------

LOSS FROM OPERATIONS                                    (2,370,833)           (89,511)              (480)
                                                      ------------       ------------       ------------

DEBT FORGIVENESS ON SETTLEMENT OF PAYABLE                        0                  0             51,915

EXTRAORDINARY WRITEOFF                                  (2,136,666)                 0                  0
                                                      ------------       ------------       ------------

NET INCOME (LOSS)                                     $ (4,507,499)      $    (89,511)      $     51,435
                                                      ============       ============       ============

BASIC INCOME (LOSS) PER SHARE                         $      (0.17)      $      (0.01)      $       0.02
                                                      ============       ============       ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  27,273,795          7,634,474          3,048,171
                                                      ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                     MAXX INTERNATIONAL, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                   AND YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                NINE MONTHS        YEARS ENDED
                                                                                   ENDED           DECEMBER 31
                                                                               SEPTEMBER 30,  ---------------------
                                                                                    2000         1999       1998
                                                                               -------------  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income (Loss)                                                       $(4,507,499)  $ (89,511)  $ 51,435

        Adjustments to Reconcile Net Income (Loss) to Net Cash
          Used by Operating Activities:
          Extraordinary Writeoff                                                  2,136,666
          Depreciation and Amortization                                              76,948           0          0
          Decrease in Accounts Receivable                                             7,209           0          0
          Increase in Other Current Assets                                          (48,190)          0          0
          Increase in Compact Disc and Video Production Costs                      (215,843)          0          0
          Decrease in Concert Pre-Production Costs                                  133,102           0          0
          Increase (Decrease) in Accounts Payable and Accrued Expenses            1,076,266     (32,461)   (51,435)
                                                                                -----------   ---------   --------

                       Net Cash Used by Operating Activities                     (1,341,341)   (121,972)         0
                                                                                -----------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Computer Equipment                                              (28,008)          0          0
        Loans to Stockholder                                                       (147,450)          0          0
        Repayment of Loans to Stockholder                                            50,043           0          0
        Cash Paid for Credit Card Rights                                           (115,000)          0          0
        Cash Paid for Calling Card Rights                                          (155,000)          0          0
        Cash Paid for Organization Costs                                            (45,166)          0          0
                                                                                -----------   ---------   --------

                       Net Cash Used by Investing Activities                       (440,581)          0          0
                                                                                -----------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Cash Received in Connection with Stock Acquisition                          168,800           0          0
        Cash Received for Issuance of Stock                                         700,146     142,461          0
        Cash Paid for Purchase and Retirement of Stock                              (20,000)
        Cash Received on Loans Payable                                              553,681           0          0
        Repayment of Loans Payable                                                 (120,000)          0          0
        Cash Received for Note Payable                                              500,000           0          0
                                                                                -----------   ---------   --------

                       Net Cash Provided by Financing Activities                  1,782,627     142,461          0
                                                                                -----------   ---------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               705      20,489          0

CASH AND CASH EQUIVALENTS, Beginning                                                 20,489           0          0
                                                                                -----------   ---------   --------

CASH AND CASH EQUIVALENTS, Ending                                               $    21,194   $  20,489   $      0
                                                                                ===========   =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash Paid During the Period for:
                       Interest                                                 $         0   $       0   $      0
                       Income Taxes                                             $         0   $       0   $      0

   The accompanying notes are an integral part of these financial statements.


                                         MAXX INTERNATIONAL, INC. AND SUBSIDIARY
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       AND YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                       (UNAUDITED)

                                                                           Additional                         Total
                                                Common Stock                Paid-in        Accumulated     Stockholders'
                                             Shares          Amount         Capital         (Deficit)         Equity
                                         -------------------------------------------------------------------------------
Balance, January 1, 1998                    3,048,171       $ 30,482       $   31,700     $  (148,617)      $  (86,435)

Net Income for the Year Ended
  December 31, 1998                                                                            51,435           51,435

                                         ------------------------------------------------------------------------------
Balance, January 1, 1999                    3,048,171         30,482           31,700         (97,182)         (35,000)

Net Loss for the Year Ended
  December 31, 1999                                                                           (89,511)         (89,511)

Issuance of Common Stock
  for Cash and Debt                         6,000,000         60,000           85,000                          145,000


                                         ------------------------------------------------------------------------------
Balance, January 1, 2000                    9,048,171         90,482          116,700        (186,693)          20,489
                                         ------------------------------------------------------------------------------

Two For One Stock Split
   July 1, 2000                            14,591,397        145,914         (145,914)                               0

Net Loss for the Nine Months Ended
  September 30, 2000                                                                       (4,507,499)      (4,507,499)

Redemption and Retirement of
  Stock                                    (6,400,000)       (64,000)          44,000                          (20,000)

Issuance of Common Stock
  for Cash and Purchase of Assets
  and Subsidiary                            9,416,576         94,166        6,845,200                        6,939,366
                                         ------------------------------------------------------------------------------

Balance, September 30, 2000                26,656,144       $266,562       $6,859,986     $(4,694,192)      $2,432,356
                                         ==============================================================================

                       The accompanying notes are an integral part of these financial statements.


                                                            5

                    MAXX INTERNATIONAL INC. AND SUBSIDIARY
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

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

            On March 27, 2000 the Company closed on a stock purchase agreement with Pure Vision Internet Inc.(The "Subsidiary") The Company acquired all of the Subsidiary's shares in exchange for 2,043,226 shares of the Company's common stock, par value $.01 per share and various options exercisable at various times. A fair market valuation is being performed.

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

                    MAXX INTERNATIONAL INC. AND SUBSIDIARY
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

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

            Book Rights

            The Company acquired the rights to publish various books. The rights are stated at original cost to the Company. The rights are being amortized over a 20 year life using the straight line method.

            Organization Costs

            Organization Costs are being amortized under the straight line method over a period of 60 months.

            Goodwill

            The Company acquired all of the stock of Pure Vision Internet Inc. The stock is presently being recorded at $.50 per share. Goodwill is being amortized over a 10 year life using the straight line method.


NOTE 2 -    DUE FROM STOCKHOLDERS

            Due from stockholders represents short-term non-interest bearing loan balances.

                    MAXX INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


NOTE 3 -    CREDIT CARD AND CALLING CARD RIGHTS

            These costs are being written off in connection with the potential termination of a licensing arrangement.

NOTE 4 -    LOANS PAYABLE

            Loans payable represents short-term non-interest bearing loans.

NOTE 5 -    NOTE PAYABLE AND SUPPLEMENTAL DISCLOSURE OF NON-CASH
            INVESTING AND FINANCING ACTIVITIES

            Note payable of $500,000 represents a non-interest bearing demand note which is intended to be converted to equity.

            The Company borrowed $300,000 from Itex Corporation. The note bears interest at 18% per annum and is due October 2, 2000. The note is currently in default and the Company is seeking an extension of time for repayment. The proceeds of the note were paid directly to the licensor of the credit and calling card rights.

NOTE 6 -    SUBSEQUENT EVENTS

            The former president and majority stockholder of the Company has filed suit against the Company in U.S. District Court for the Southern District of New York, claiming entitlement to certain shares of the Company and reimbursement of expenses and salary. The Company believes it has meritorious defenses to the action and has counterclaimed for damages against Mr. Garson.

            Maxx is party to a Sub-License Agreement with Second Renaissance, L.L.C. granting the right to manufacture and sell credit and debit cards imported with images from the Vatican Library Collection. The contract is subject to the approval of the Office of Sales of Publications and Reproductions of the Vatican Museums of the Sovereign State of Vatican City.

            The only economic obligation of the contract is the payment of a royalty based on receipts from the sale of products produced under the sub-license. There is a fixed schedule of minimum royalties subject to achieving the minimum performance standards, the term of the agreement is 15 years.

            The Company retired 6,400,000 shares effective September 30, 2000.

Maxx International Inc.
Form 10-QSB Filing Date

Type: EX-27

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

     The costs related to credit and calling card rights are being written off in connection with the potential termination of a licensing arrangement.

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

     The former president and majority stockholder of the Company has filed suit against the Company in U.S. District Court for the Southern District of New York, claiming entitlement to certain shares of the Company and reimbursement of expenses and salary. The Company believes it has meritorious defenses to the action and has counterclaimed for damages against Mr. Garson.

     Maxx is party to a Sub-License Agreement with Second Renaissance, L.L.C. granting the right to manufacture and sell credit and debit cards imported with images from the Vatican Library Collection. The contract is subject to the approval of the Office of Sales of Publications and Reproductions of the Vatican Museums of the Sovereign State of Vatican City.

     The only economic obligation of the contract is the payment of a royalty based on receipts from the sale of products produced under the sub-license. There is a fixed schedule of minimum royalties subject to achieving the minimum performance standards, the term of the agreement is 15 years.

     The Company retired 6,400,000 shares effective September 30, 2000.

     These financial statements have not been reviewed by outside auditors. The Company is presently in the process of retaining an outside accounting firm.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     1) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     2) Reports on Form 8-K

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

                                            MAXX INTERNATIONAL, INC.

Date:  December 26, 2000                    By: /S/  ADLEY SAMSON
      --------------------------                -------------------------------
                                                Adley Samson, C.F.O.